Form 10-K
period 2000-12-31
SUPERIOR BANK FSB AFC MORT LN ASSET BACKED NOTES SER 2000 2
filed 2001-01-18
CIK 1118402

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2000

                                       OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to _______________

                          Commission File No. 333-83597
                                              ---------

                        SUPERIOR BANK FSB (SERIES 2000-2)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         UNITED STATES                                       36-1414142
         -------------                                       ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                               ONE LINCOLN CENTRE
                        OAKBROOK TERRACE, ILLINOIS 60181
                        --------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  630 916-4000
                                                     --- --------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
       Title of each class                               on which registered
       -------------------                             ---------------------

              NONE                                          NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes   X             No
                           -----               ----

Documents Incorporated by Reference:
-----------------------------------

The following documents filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Part I of this Form 10-K: the Prospectus Supplement dated June 23, 2000 together with the Prospectus dated August 9, 1999.

                        SUPERIOR BANK FSB (SERIES 2000-2)

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Part I

         Item     1.  Business............................................................................        1

         Item     2.  Properties..........................................................................        1

         Item     3.  Legal Proceedings...................................................................        1

         Item     4.  Submission of Matters to a Vote of Security Holders.................................        1


Part II

         Item     5.  Market for Registrant's Common Equity
                          and Related Stockholder Matters.................................................        1

         Item     6.  Selected Financial Data.............................................................        1

         Item     7.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.............................................        2

         Item    7A. Quantitative  and Qualitative Disclosures About
                          Market Risk.....................................................................        2

         Item     8.  Financial Statements and Supplementary Data.........................................        2

         Item     9.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.................................................        2


Part III

         Item    10.  Directors and Executive Officers of the Registrant..................................        2

         Item    11.  Executive Compensation..............................................................        2

         Item    12.  Security Ownership of Certain Beneficial
                          Owners and Management...........................................................        2

         Item    13.  Certain Relationships and Related Transactions......................................        4

Part IV

         Item    14.  Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K.........................................................        4

                                     PART I

ITEM 1            BUSINESS.
                  --------

                  Not applicable.


ITEM 2            PROPERTIES.
                  ----------

                  Not applicable.


ITEM 3            LEGAL PROCEEDINGS.
                  -----------------

                  There were no material legal proceedings involving either the Mortgage Pool, the Indenture Trustee, the custodian, the Servicer or the Registrant with respect to the Mortgage Pool, other than ordinary routine litigation incidental to the duties of the Indenture Trustee, the custodian, the Servicer or the Registrant under the Sale and Servicing Agreement.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ---------------------------------------------------

                  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.


                                     PART II

ITEM 5            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.
                  -------------------------------------------------------------

                  (a)      There is no established trading market for the Notes.

                  (b) As of December 31, 2000, with respect to Series 2000-2 there were four (4) holders of record of the Registrant's Class 1A Notes and there were ten (10) holders of record of the Registrant's Class 2A Notes.

                           This does not reflect the number of persons who hold
their notes in nominee or "street" name through various brokerage firms.


ITEM 6            SELECTED FINANCIAL DATA.
                  -----------------------

                  Not applicable.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
                  -----------------------------------------------------------


                  Not applicable.

ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
                  ----------------------------------------------------------

                  Not applicable.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                  -------------------------------------------

                  Not applicable.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                  -----------------------------------------------------------


                  Not applicable since there was no change of accountants or disagreements on any matter of accounting principles or practices of financial disclosure.


                                    PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                  --------------------------------------------------

                  Not applicable.


ITEM 11           EXECUTIVE COMPENSATION.
                  ----------------------

                  Not applicable.


ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.
                  ---------------------------------------------------

                  The following table provides information, as of December 31, 2000 with respect to the ownership by each person or group of persons, known by the Registrant to be a record owner of 5% or more of each class of the 2000-2 Series of Notes. This does not reflect the persons who hold their notes in nominee or "street" name.

                  Except as set forth below, the Registrant is not aware of any record owner of more than 5% of the Notes as of the close of business on December 31, 2000.

                                                                                                 Percent of Class of
                                                              Principal Amount of               Notes Outstanding (by
Series and Class                                                  Notes Owned                aggregate principal balance
    of Notes          Name and Address                            of Record                  or Percentage Interest)
    --------          ----------------                        -------------------         --------------------------
2000-2

Class 1A          Bankers Trust Company                               $30,000,000                    11.28%
                  648 Grassmere Park Drive
                  Nashville, Tennessee  37211

                  Firstar Bank, N.A                                   $83,000,000                    31.20%
                  425 Walnut Street
                  Cincinnati, Ohio  45202

                  Merrill Lynch, Pierce Fenner                        $143,000,000                   53.76%
                  & Smith Safekeeping
                  4 Corporate Place
                  Corporate Park 287
                  Piscataway, New Jersey  08855

Class 2A          Bankers Trust Company                               $93,300,000                    33.32%
                  (See Above)

                  Chase Manhattan Bank                                $14,400,000                        5%
                  4 New York Plaza
                  New York, New York 10004

                  Citibank, N.A.                                      $20,000,000                     7.14%
                  3800 Citicorp Center Tampa
                  Tampa, Florida  33610-9122

                  Merrill Lynch, Pierce Fenner                        $31,895,000                    11.39%
                  & Smith, Inc.
                  4 Corporate Place
                  Corporate Park 287
                  Piscataway, New Jersey  08855

                  Northern Trust Company                              $57,775,000                    20.63%
                  801 S. Canal
                  Chicago, Illinois  60607




                  State Street Bank and Trust Company                 $44,040,000                    15.73%
                  1776 Heritage Drive
                  Global Corporate Action Unit JAB 5NW
                  No. Quincy, Massachusetts 02171


ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                  ----------------------------------------------

                  Not applicable.


                                     PART IV

ITEM 14           EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM
                  8-K.
                  ------------------------------------------------------------

                  Not applicable.

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
                  -----------------------------------------------------------

                  No annual report, proxy statement, form of proxy or other soliciting material has been sent to Noteholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                   SIGNATURES

                  Subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SUPERIOR BANK FSB
                                            (Registrant and as Depositor)


                                            By:   /s/ William C. Bracken
                                                  -------------------------
                                                  William C. Bracken
                                                  Senior Vice President and
                                                   Chief Financial Officer

                                            Date: January 17, 2001

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated.


                 Name                                            Title                              Date
                 ----                                            -----                              ----

                *                                President, Director                    January 17, 2001
--------------------------------
   (Neal T. Halleran)

/s/ William C. Bracken                           Senior Vice President and              January 17, 2001
----------------------                           Chief Financial Officer
   (William C. Bracken)                          (Principal Financial and
                                                 Accounting Officer)

                *                                Director                               January 17, 2001
--------------------------------
   (Monte Kurs)

                *                                Director                               January 17, 2001
--------------------------------
   (Nelson L. Stephenson)

                *                                Director                               January 17, 2001
--------------------------------
   (Glen Miller)

                *                                Director                               January 17, 2001
--------------------------------
   (Marc A. Weisman)

*By: /s/ William C. Bracken
     ----------------------
         William C. Bracken
         Attorney-in-fact